Form 10QSB
period 2000-09-30
LIFELONG COM INC
filed 2000-11-20
CIK 1110049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington  D. C.  20549

                                FORM 10-QSB

( X )   Quarterly report pursuant to Section 13 or 15(d) of the
        Securities and Exchange Act of 1934.

        For the quarterly period ended September 30, 2000
                                       ------------------
(   )   Transition report pursuant to Section 13 or 15(d) of the
        Exchange Act for the transition period from _______ to ______ .


                     Commission File Number: 333-72097
                                             ---------

                             Lifelong.com Inc.
            --------------------------------------------------
            (Exact name of registrant as specified in charter)

       Colorado                                          98-0223498
------------------------                          -------------------------
(State of Incorporation)                          (I.R.S. Employer I.D. No)

                    329 East Main Street, North Adams, Mass
                   ----------------------------------------
                   (Address of Principal Executive Offices)


                              (888) 725-3433
             ----------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)



Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES ( X )   NO (  )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of November 6, 2000.


                         20,743,000 Common Shares


Transitional Small Business Disclosure Format:

                          YES ( )     NO (X)

                            LIFELONG.COM, INC.
                            ------------------

                           INDEX TO FORM 10-QSB


PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

        Balance Sheet as of September 30, 2000                       3

        Statements of Operations for the three months
          ended and period February 16, 2000 through
          September 30, 2000                                         4

        Statement of Stockholders' Equity (Deficit) for
          the period February 16, 2000 through
          September 30, 2000                                         5

        Statements of Cash Flows for the three months
          ended and period February 16, 2000 through
          September 30, 2000                                         6

Notes to Financial Statements                                        7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          11


PART II.	OTHER INFORMATION

Item 1. Legal Proceedings .....................................      14
Item 2. Changes in Securities .................................      14
Item 3. Defaults Upon Senior Securities .......................      14
Item 4. Submission of Matters to a Vote of Securities Holders .      14
Item 5. Other Information .....................................      14
Item 6. Exhibits and Reports on Form 8-K ......................      14

Signatures

                            Lifelong.com, Inc.
                            ------------------
                    (A Development Stage Enterprise)
                    --------------------------------


                  BALANCE SHEET AS OF SEPTEMBER 30, 2000
----------------------------------------------------------------------------

ASSETS
------

CURRENT ASSETS:
  Cash                                                          $      2,855
  Affiliate receivable                                                 1,661
                                                                ------------
     Total current assets                                              4,516

COMPUTER EQUIPMENT (net of accumulated depreciation
  of $2,781)                                                          27,940

OTHER                                                                  6,376
                                                                ------------
TOTAL                                                           $     38,832
                                                                ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                               $   192,587
  Accrued payroll and benefits                                       118,540
  Stockholder advances                                                75,000
  Accrued and other liabilities                                        8,190
                                                                ------------
     Total current liabilities                                       394,317

CONVERTIBLE DEBT                                                     103,960
                                                                ------------
      Total liabilities                                              498,277
                                                                ------------

STOCKHOLDERS' DEFICIT:
  Preferred stock - $.001 par value: 50,000,000
    shares authorized; zero shares issued and
    outstanding                                                            0
  Common stock - $.001 par value; 50,000,000 shares
    authorized; 20,743,000 shares issued and
    outstanding                                                       20,743
  Additional paid-in capital                                      14,291,927
  Deficit accumulated during the development stage               (14,772,115)
                                                                ------------
      Total stockholders' deficit                                   (459,445)
                                                                ------------
  TOTAL                                                         $     38,832
                                                                ============
----------------------------------------------------------------------------

See notes to financial statements

                            Lifelong.com, Inc.
                            ------------------
                     (A Development Stage Enterprise)
                     --------------------------------


                         STATEMENT OF OPERATIONS

-------------------------------------------------------------------------------------------
                                                        For the period
                                                        February 16,         For the three
                                                        2000 (date of        months ended
                                                        incorporation)       September 30,
                                                        to September             2000
                                                          30, 2000            (Unaudited)
                                                        --------------      --------------
OPERATING EXPENSES:
  Stock-based expenses:
      Employee compensation and benefits                $   7,105,585       $            0
      Professional and consulting fees                      4,839,315            2,551,034
      Product development                                      37,950                    0
      Selling and marketing                                    13,800                    0
  Loss from impairment of goodwill                          1,912,670              534,670
  Other employee compensation and benefits                    465,349              241,132
  Other product development                                   222,052              112,119
  Other professional and consulting fees                       34,534               12,000
  Other selling and marketing                                  47,433                5,433
  Travel and entertainment                                     22,579                6,173
  Other                                                        70,848               50,963
                                                        -------------       --------------
NET LOSS                                                $  14,772,115       $    3,513,524
                                                        =============       ==============
NET LOSS PER SHARE:
Basic and diluted                                       $        0.75       $         0.18
                                                        -------------       --------------
Weighted average number of common shares
  outstanding                                              19,675,000           19,692,600
                                                        =============       ==============

------------------------------------------------------------------------------------------


See notes to financial statements

                            Lifelong.com, Inc.
                            ------------------
                     (A Development Stage Enterprise)
                     --------------------------------


                     STATEMENT OF STOCKHOLDERS' DEFICIT
          for the period February 16, 2000 (date of incorporation)
                          to September 30, 2000

------------------------------------------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                    Accumulated
                                                                    Additional      During the
                                               Common Stock          Paid-In        Development
                                         Shares        Par Value     Capital           Stage             Total
                                       ----------      ---------    -----------     ------------      ------------
Balances, February 16, 2000
  (date of incorporation)                       0      $       0    $         0     $          0      $          0

Sales of common stock                     613,551            614        422,736                            423,350

Other issuance's of common stock:
  To founding stockholders              9,777,949          9,778      6,737,007                          6,746,785
  To other employees for services         520,000            520        358,280                            358,800
  To consultants for services           7,088,500          7,088      4,883,977                          4,891,065
  In connection with merger               743,000            743        511,927                            512,670
  In connection with acquisition        2,000,000          2,000      1,378,000                          1,380,000

Net loss for the period
  February 16, 2000 (date of
  incorporation) to September
  30, 2000                                                                           (14,772,115)      (14,772,115)
                                       ----------      ---------    -----------     ------------      ------------
Balances, September 30, 2000           20,743,000      $  20,743    $14,291,927     $(14,772,115)     $   (459,445)
                                       ==========      =========    ===========     ============      ============


------------------------------------------------------------------------------------------------


See notes to financial statements

                            Lifelong.com, Inc.
                            ------------------
                     (A Development Stage Enterprise)
                     --------------------------------


                         STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------------------
                                                        February 16,         For the three
                                                        2000 (date of        months ended
                                                        incorporation)       September 30,
                                                        to September             2000
                                                          30, 2000            (Unaudited)
                                                        --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITES:
     Net loss                                           $  (14,772,115)     $   (3,513,524)
  Adjustment to reconcile net loss to net
  cash used by operating activities:
     Depreciation                                                2,781               2,781
     Loss from impairment of goodwill
       (net of liabilities assumed)                          1,890,670             512,670
     Stock based compensation                               11,996,650           2,551,034
     (Increase)/decrease in accounts
       receivable                                               (1,661)              4,888
     Increase in accounts payable and
       other liabilities                                       319,317             239,863
                                                        --------------      --------------
NET CASH USED BY OPERATING ACTIVITIES                         (564,358)           (202,288)
                                                        --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of computer equipment                           (28,721)             (2,325)
     Other                                                      (6,376)                (50)
                                                        --------------      --------------
CASH USED BY INVESTING ACTIVITIES                              (35,097)             (2,375)
                                                        --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of
       convertible debentures                                  103,960            (292,833)
     Proceeds from issuance of common stock                    423,350             423,350
     Advances from stockholders                                 75,000              75,000
                                                        --------------      --------------
CASH PROVIDED BY FINANCING ACTIVITIES                          602,310             205,517
                                                        --------------      --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        2,855                 854
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       0                   0
                                                        --------------      --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $        2,855      $          854
                                                        ==============      ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Taxes Paid                                         $            0      $            0
                                                        ==============      ==============
     Interest Paid                                      $            0      $            0
                                                        ==============      ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES -
During the period February 16, 2000 (date of incorporation) to September 30, 2000, the Company issued 2,743,000 shares of its common stock in connection with two business combinations (see Notes A and C).

----------------------------------------------------------------------------


                            Lifelong.com, Inc.
                            ------------------
                     (A Development Stage Enterprise)
                     --------------------------------

                      NOTES TO FINANCIAL STATEMENTS

----------------------------------------------------------------------------

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Lifelong.com, Inc. (the "Company") was incorporated under the laws of the state of Delaware on February 16, 2000. The Company, which is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, intends to deliver highly interactive, computer-based learning programs for corporate training and educational purposes over the Internet. The planned principal operations of the Company have not commenced, therefore most of the accounting policies and procedures have not yet been established.

On September 7, 2000, the Company merged with Providence Capital II, Inc. ("Providence"), which was formed in 1999 for the purpose of acquiring a private company desiring to become public. For financial statement purposes, the merger has been treated as a reverse acquisition with the Company being treated as the acquiree; as such Providence was considered to be the surviving legal entity and succeeded to the name of Lifelong.com, Inc.

The transaction was accounted for as a purchase. Accordingly, and because Providence had no operations and/or assets as of the merger date, the entire purchase price of approximately $535,000 (consisting of 743,000 shares of the Company's common stock and liabilities assumed of approximately $22,000) was reflected as goodwill as of the merger date. Subsequently, the goodwill was determined to be impaired and as such the entire amount has been included in the loss from impairment of goodwill in the accompanying statement of operations.

Use of Estimates
----------------

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

Year End
--------

The Company's year-end is December 31.


NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2000, the Company had a stockholders' deficit of approximately $459,000 and a net working capital deficiency of approximately $390,000. In addition, the

Company anticipates that it will incur net operating losses for the foreseeable future, and require a significant amount of capital to commence its planned principal operations and proceed with its business plan. Accordingly, the Company's ability to continue as a going concern is dependent upon its ability to secure an adequate amount of capital to finance its planned principal operations and implement its business plan. The Company's plans include continued sales of their common stock and the issuance of debt, however there is no assurance that they will be successful in their efforts to raise the amount of capital necessary to proceed with their business plans. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE C - COMMON STOCK

In addition to the issuance of common stock discussed at Note A, common stock was issued as follows:

During the period February 16, 2000 (date of incorporation) to September 30, 2000, the Company sold 613,551 shares of its common stock to approximately sixty investors at a price of $0.69 per share.

During the period February 16, 2000 (date of incorporation) to September 30, 2000, the Company issued 9,777,949 shares of its common stock to its founding stockholders as consideration for services rendered. The value of these services, which was based on the number, and fair value, of shares issued ($0.69 per share based on the price at which other shares were sold) has been included in employee compensation and benefits in the accompanying statement of operations.

In March 2000, the Company purchased substantially all of the assets of Lifelong Software, Inc. (an affiliated entity by virtue of common ownership with one individual who beneficially owns approximately 15% of the Company) for total consideration of approximately $1,380,000 (consisting of 2,000,000 shares of the Company's common stock). The transaction was accounted for as a purchase. Accordingly, and because the purchase price was $1,378,000 greater than the fair value of the net assets acquired, goodwill was created. Subsequently, the goodwill was determined to be impaired and as such $1,378,000 has been included in the loss from impairment of goodwill in the accompanying statement of operations.

During the period February 16, 2000 (date of incorporation) to September 30, 2000, the Company issued 7,608,500 shares of its common stock to various employees and consultants as consideration for the following services:


                                              Shares       Share       Value of
Description of Service                        Issued       Price       Services
----------------------                      ---------      -----      -----------
Product development - consultant               55,000      $0.69      $    37,950
Marketing - consultant                         20,000      $0.69           13,800
Marketing - employee                          500,000      $0.69          345,000
Business planning /general - employees         20,000      $0.69           13,800
Business planning /general - consultants    7,013,500      $0.69        4,839,315
                                            ---------                 -----------
Totals                                      7,608,500                 $ 5,249,865
                                            =========                 ===========


The value of these services, which was based on the number, and fair value, of shares issued (share prices represent the price at which other shares were being sold during the period February 16, 2000 (date of incorporation) to September 30, 2000, has been included in various stock-based expenses in the accompanying statement of operations.

The Company intends to develop a stock option plan whereby options to purchase up to five million shares of the Company's common stock may be granted over the next twelve months.


NOTE D - CONVERTIBLE DEBENTURES

Convertible debentures bear interest at a fixed rate of 10% per annum and entitle their holders to convert such debentures to the Company's common stock at a conversion price of $1.00 per share at any time between January 1, 2001 and their maturity date of October 31, 2001.


NOTE E - OTHER RELATED PARTY TRANSACTIONS

The Company periodically borrows funds from various stockholders. At September 30, 2000, advances from stockholders were $75,000. The advances are unsecured, non-interest bearing and due on demand.

The Company utilizes a Canadian bank account owned by Lifelong
Software Canada, Inc. (an entity owned by two of the Company's founding stockholders) for the collection and disbursement of Canadian funds. As of September 30, 2000, the balance due from this account was $1,661, which amount has been recorded as an affiliate receivable.


NOTE F - INCOME TAXES

During the period February 16, 2000 (date of incorporation) to September 30, 2000, the Company recognized losses for both financial and tax reporting purposes. Accordingly, no deferred taxes have been provided for in the accompanying statement of operations.

At September 30, 2000, the Company had a net operating loss carryforward of approximately $885,000 for income tax purposes. This carryforward is available to offset future taxable income through the period ended September 30, 2020. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because the Company established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.


NOTE G - NET LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. Convertible debentures have not been included in the loss per share calculations because they are anti-dilutive. As such and because there are no other common share equivalents outstanding, basic and diluted net loss per share are the same.


NOTE H - COMMITMENTS

On April 7, 2000, the Company entered into an agreement with Astronaut Rick Searfoss whereby Mr. Searfoss will perform content consulting for the "Team Building and Motivation" and "Mission2Read" programs, act as a Company spokesperson and participate in or coordinate certain other projects. As of September 30, 2000, Mr. Searfoss has received $15,000 and 20,000 shares of the Company's common stock as consideration for services rendered. In addition, Mr. Searfoss is entitled to indefinitely receive a monthly retainer of $2,500, and will receive options to purchase at least 30,000 shares of the Company's common stock.

On September 26, 2000, the Company entered into a letter of intent to establish a license agreement with AskBeverely.com, Inc., for the purpose of hosting, distributing, marketing, and developing certain Internet based articles for newspaper and/or magazine syndication. Pursuant to terms of the letter of intent, the Company has agreed to be responsible for marketing and sales, billing and collections, accounting, planning and advice, web-hosting and technical support and legal costs. In addition to revenue sharing, the Company is obligated to grant options for the purchase of up to 500,000 common shares if certain distribution contracts are secured.


NOTE I - SUBSEQUENT EVENT

On October 6, 2000, the Company entered into a letter of intent to acquire IC Education, Inc. ("ICED"), an unrelated technology-based provider of educational products. Pursuant to terms of the letter of intent, the Company has agreed to issue up to a maximum of three million shares of its common stock and pay approximately $150,000 of ICED's debts in exchange for all the outstanding shares of ICED. The Company anticipates that it will also enter into various employment and bonus agreements with employees of ICED.



----------------------------------------------------------------------------

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

     The following discussion and analysis should be read in conjunction with the balance sheet as of September 30, 2000 and the financial statements as of and for the three and nine months ended September 30, 2000 included with this Form 10-QSB.

     Information related to our predecessor entity, Providence Capital II, Inc. ("Providence"), has been omitted as it was formed in 1999 for the purpose of acquiring a private company desiring to become public. For financial statement purposes, the merger has been treated as a reverse acquisition with LifeLong.Com ("Lifelong") being treated as the acquiree.

     Readers are referred to the cautionary statement, which addresses forward-looking statements made by the Company.

     Lifelong is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and we are currently in the process of creating strategic relationships and acquiring complementary operating companies within the e-learning industry that have proven management and state-of-the-art technologies.


RESULTS OF OPERATIONS

     For the period from inception in February 2000 to date, we have not generated any revenues and incurred a cumulative net loss of
$14,772,115 of which $13,909,320 were non-cash charges.   These
expenses are primarily related to our initial development and implementation of our business plan.

Liquidity and Capital Resources
-------------------------------

     Since we have not begun operations, we have depended upon sales of our common stock, issuance of convertible debentures and borrowings from certain stockholders to finance our working capital requirements.

     During the period from inception to September 30, 2000, we raised gross proceeds of $423,350 from the sale of equity securities and $103,960 from the issuance of convertible debentures to investors and friends and family of our management. We used all of those proceeds to finance the cost of our operations to date as well as the development of certain technologies. In addition, we have borrowed $75,000 from shareholders that are non-interest bearing and payable on demand.

     Operating activities from inception to September 30, 2000 created a net use of cash of $564,358.

      We intend to raise an additional three million dollars over the next sixty to ninety days to continue software development, expand our web site, hire additional personnel, sales and marketing, licensing content, purchase equipment and general working capital.

      We need the proceeds of this offering to expand our operations and finance our future working capital requirements. Based upon our current plans and assumptions relating to our business plan, we anticipate that the net proceeds from this offering will satisfy our capital requirements for at least twelve months following the closing of this offering. If our plans change or our assumptions prove to be inaccurate, we may need to seek additional financing sooner than currently anticipated or curtail our operations.

Material Agreements
-------------------

     On October 6, 2000, the Company entered into a letter of intent to acquire IC Education, Inc. ("ICED"), an unrelated technology-based provider of educational products. Pursuant to terms of the letter of intent, the Company has agreed to issue up to a maximum of three million shares of its common stock and pay approximately $150,000 of ICED's debts in exchange for all the outstanding shares of ICED. The Company anticipates that it will also enter into various employment and bonus agreements with employees of ICED.


CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's liquidity and capital resources; (ii) the Company's financing opportunities and plans and (iii) the Company's future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of the Company to successfully identify, consummate and integrate the acquisition of radio stations at reasonable and anticipated costs to the Company; (ii) any material inability of the Company to successfully internally develop its products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on the Company's continued positive cash flow and abilities to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business; (vi) any inability of the Company to successfully conduct its business in new markets; and (vii) other risks including those identified in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

                   PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings

          NONE

Item 2.   Changes in Securities

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   Submission of Matters to a Vote of Securities Holders

          NONE

Item 5.   Other Information

          NONE

Item 6.   Exhibits and Reports on Form 8-K

          Form 8-K, Item 1, filed September 7, 2000 amended November 8,
2000.


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





   11/20/2000                                   /s/ Francis Gariepy
----------------                                --------------------
      Date                                      Francis Gariepy, CFO