Form 10QSB/A
period 2000-09-30
LIFELONG COM INC
filed 2000-11-22
CIK 1110049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington  D. C.  20549

                                FORM 10-QSB/A

( X )   Quarterly report pursuant to Section 13 or 15(d) of the
        Securities and Exchange Act of 1934.

        For the quarterly period ended September 30, 2000
                                       ------------------
(   )   Transition report pursuant to Section 13 or 15(d) of the
        Exchange Act for the transition period from _______ to ______ .


                     Commission File Number: 000-30425
                                             ---------


                             Lifelong.com Inc.
            --------------------------------------------------
            (Exact name of registrant as specified in charter)


       Colorado                                          05-0508618
------------------------                          -------------------------
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

                          YES ( )     NO (X)

This Form 10-QSB/A is filed for the purpose of correcting typographical errors contained in the Form 10-QSB for the period ended September 30, 2000 filed with the United States Securities & Exchange Commission on November 20, 2000, as follows:

a) The cover page of the Form 10-QSB for the period ended September 30, 2000 reflected an incorrect Commission File Number and an incorrect I.R.S. Employer Identification Number; and

b) The Cautionary Statement, part (i) (Item 2., Management's Discussion and Analysis or Plan of Operation, p. 16) has been modified to correct the typographical error contained in the filing submitted on November 20, 2000.

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


CAUTIONARY STATEMENT



CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's liquidity and capital resources; (ii) the Company's financing opportunities and plans and (iii) the Company's future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of the Company to successfully identify, consummate and integrate the acquisition of complementary businesses at reasonable and anticipated costs to the Company;
(ii) any material inability of the Company to successfully internally develop its products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on the Company's continued positive cash flow and abilities to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business; (vi) any inability of the Company to successfully conduct its business in new markets; and (vii) other risks including those identified in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

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