Form 10KSB
period 2000-12-31
LIFELONG COM INC
filed 2001-04-16
CIK 1110049

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2000

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934
            For the transition period from ________ to __________

                        Commission file number: 333-72097

                                LIFELONG.COM INC.
               (Exact name of registrant as specified in charter)

                                    Colorado
                         (State or other jurisdiction of
                         incorporation or organization)

                                   98-0223498
                      (I.R.S. Employer Identification No.)

2055 Peel St, suite 825, Montreal, Canada (H3A 1V4);       Tel:888-725-3433
Address of principal executive offices)  (Zip Code) (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ( X ) NO (   )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock as of December 31, 2001.

                            20,734,000 Common Shares

State issuer's revenues for its most recent fiscal year.          $ 0

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). NONE.

Transitional Small Business Disclosure Format:

Yes ___ No _X_
            -

                                     PART I

                           FORWARD-LOOKING STATEMENTS

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Annual Report and include all statements that are not statements of historical fact regarding intent, belief or current expectations of Lifelong.com, Inc. ("Lifelong" "we" "our" "us"), our directors or our officers with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) growth strategy and operating strategy; and (iv) liquidity and capital resources. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements.

Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are changes in technology, fluctuations in the our quarterly results, ability to continue and manage our growth, liquidity and other capital resources issues, competition and the other factors discussed in detail in the our filings with the Securities and Exchange Commission.

Item 1.

Description of Business

We are a  business-to-business  e-learning  (delivery  of  courseware  over  the internet) application service provider. Corporate training and job skills products are currently being custom developed by us to meet highly targeted, company specific needs and requirements as defined by the corporate clientele and are being sold and delivered with the help of proven sales channel partners. Our core competency is our ability to create high-quality, interactive courseware through the use of our proprietary technology and pedagogical expertise.

The revenue model consists of an up-front charge to the client to at least cover the fully absorbed cost of development plus an on-going revenue stream on a per seat basis. In most cases, products are also available to Lifelong for sale to specific vertical markets thereby encouraging significant on-going revenues for each product developed.

While our current focus is on securing and delivering contracts in the business-to-business e-learning market we will soon offer a limited number of basic courses for K - 12 students and adults to meet the challenges of school or career. Enrichment products will be targeted to the growing self-improvement market and include courses for individuals who want to keep pace with new developments in their profession or industry, participants in home education, personal interest, new skills acquisition and telecommuters.

As of December 31, 2000, our efforts to develop the business have not yet resulted in generation of revenues. However, with the pending acquisition of IC Education Inc. our consolidated sales for the first quarter of 2001 would be close to $50,000 and in April 2001, we signed a $55,000 contract with a Toronto, Canada based company to deliver a customized e-learning application.

History

The technology, systems and processes that make up our intellectual property are the result of many years of research and development conducted by Arrakis Technologies in the 1980's and then by its successor, Lifelong Software Inc. ("Old Lifelong"), incorporated in the State of New York in 1994. Old Lifelong was primarily engaged in research and development and earned no income from its technology. Lifelong.com was incorporated in the State of Delaware on February 16, 2000. On March 4, 2000, Lifelong.com purchased all of the assets and intellectual property of Old Lifelong in exchange for 2,000,000 shares, or 10% of the outstanding common stock of Lifelong.com.

Pursuant to an Agreement and Plan of Reorganization dated as of August 31, 2000 between Providence Capital II, Inc.(" Providence"), a Colorado corporation, and Lifelong.com, Inc., 20,000,000 shares of common stock of Providence were exchanged for 20,000,000 shares of common stock of Lifelong.com, Inc. in a transaction in which Providence was the surviving company. Providence subsequently changed its name to Lifelong.com Inc.

We recently entered into an agreement to acquire IC Education Inc., an unrelated technology-based provider of educational products that has developed a unique voice recognition technology with specific applications in the language learning field.

Overview of Current Technologies and Methodologies

Lifelong technology and methodology is based on 20 years of research and development in the art of creating first class computer based training. Today we are applying this knowledge and expertise to the E-Learning industry. The Lifelong learning environment forms the framework to provide users access to the best learning practices and incorporates the following:

Knowledge HolographyTM

Lifelong.com's proprietary Knowledge Domain Analysis system reflects the multi-dimensional relationships people use to learn. Integrated into Lifelong's courseware development system, Knowledge HolographyTM is the foundation from which Lifelong products evolve into truly adaptive learning systems. Knowledge Holography is the 3-dimensional mapping system that identifies and then creates the relationships between concepts or "Knowledge Bytes".

Knowledge Holography is built using advanced relational database technology and is compliant with the emerging industry standard of IMS compliant Knowledge Bits. Knowledge Bits are re-usable, non-stylized pieces of information that explain a concept. Individual concept representations may be in the form of definitions, "what is" and "what is not" examples, graphics, demonstrations, simulations, videos and more. Several Knowledge Bits make up a Knowledge Byte, giving a complete and holistic explanation of the feature concept.

Knowledge Maps and Content Maps each define 2-dimensional relationships between Knowledge Bytes. Knowledge Maps represent the pyramids of concepts upon which key learning outcomes are founded. Content Maps represent structured approaches to teaching key learning goals. Knowledge HolographyTM is the final definition and "weaving" of the relationships between all of the maps and all their Knowledge Bytes, forming a 3-dimensional Holograph of the entire Knowledge Domain. While the result is a very complex network of relationships, the power of our advanced relational database technology makes Knowledge HolographyTM possible, resulting in a powerful educational product

Adaptive Learning

Using AI (artificial intelligence) techniques, our adaptive learning system establishes the users level of knowledge as they progress through the course material and adapts the course to each student's skill level. Knowledge Bits and Bytes are the foundation of each level of understanding, and are presented according to individual student needs. Students often know some but not all of the concepts in a given area. Areas requiring work are examined in depth, while areas of prior mastery are only reviewed as a learning reference point. The vast library of Knowledge Bits and Bytes, linked through our Knowledge HolographyTM, provide an extensive woven array of information that allows the courseware to follow a student's inquisitive and learning process as required.

The Socratic Method, from which Adaptive Learning is derived, teaches by asking questions and providing feedback based on learner responses. Next steps in instruction are adjusted according to learner responses. Using Knowledge HolographyTM to access necessary information to support this powerful type of teaching, Lifelong courseware drives Adaptive Learning in a proactive and interactive process that constantly molds the courseware to the student.

Applied Learning

Learners are encouraged to apply newly learned skills during a course and after its completion. Related course material from separate programs is also linked together so that areas of difficulty can be fully explained. Furthermore, applied tools and templates are directly linked to the courses through help and query functions.

Tool Kits

Competitor's E-Learning products follow a common "teach-and-release" method, also prevalent in conventional classroom learning. That is to say, once students complete the course, their interaction with the content ends and there is no follow-up by the course itself. Tool Kits differentiate Lifelong courseware by ensuring the application of the newly acquired skills "on the job" after course completion. Learners continue Applied Learning long after the courses are completed because we include valuable applications or tools that students will use repeatedly. Help for the tools is provided by embedded links back to the course content. Our Tool Kits form an integral part of the instructional approach of the courseware. Applied Tools serve to reinforce knowledge gained, increase retention, and allow learners to personalize their course. "Lifelong" learning is encouraged by providing extra resources for optional additional study.

Tool Kits are also the vehicle for interaction with coaches, mentors, teachers and other learners. This interaction is available in both synchronous and asynchronous formats to best serve the varied preferences of our learners. Tool Kits assist learners both during and after the course. Applying newly learned skills to personal and familiar situations dramatically increases relevancy and retention. Students continue to learn and improve by "teaching through doing".

"Proactive Sticky Tools" are truly useful applications included in Lifelong courseware, targeted to our student's on-going needs after course completion. Our tools are relevant and specific to each course, providing post training help and resources to apply what has been learned. Our tools are "Sticky" because our students return to our training site on an on-going basis to use the tools, logging additional time against their account thereby increasing revenue in hourly-fee or subscription revenue-models.

Our tools are "Proactive" because they interact with the student, actively communicating next steps, reminder notices, to do's, agendas and other related activities. Proactive Sticky Tools help users to apply learned skills, "coach" learners through initial application of these skills, and act as "personal assistants" in the on-going process of improving these skills. Each tool in the kit proactively encourages the use of all the other tools that are appropriate. To ensure the on-going use of Proactive Sticky Tools, learners are educated about the usefulness of the Tools during the course. The learner is taught how to use the Tools while being introduced to their functionality. Upon course completion, learners are encouraged to return to log in to use these Tools and use a wizard to specify settings for proactive features.

Internet-Driven Speech Recognition

Lifelong offers client/server voice recognition technology that is the first to allow speech recognition on the Internet. The client-end mini-application performs speech sampling, compression and transmission functions, while the server performs recognition analysis using a 3rd party engine, speech grading, and transmission of feedback back to the client. The result is a very small client application, flexibility to easily upgrade the speech recognition engine with the latest technological advances, and extensive multi-client handling capabilities.

From Language Training to pre-school products to added-value-features in all of our courseware, speech recognition brings a unique market offering to the Lifelong value proposition. Integrated with our localization and globalization technologies, speech recognition further extends our global market reach.

NeuraLab

NeuraLab is the Lifelong Courseware Development System, a software application for developers to quickly, efficiently and cost effectively design, produce, deliver, manage and administer, high quality, state-of-the-art Internet courseware. It is an object-oriented, on-line courseware authoring system that allows content specialists to organize, enter and manage the teaching data. Each concept or chunk is entered using the templates provided. The relationships between the Knowledge Bits and Bytes are then applied using the hierarchy of instruction within the relational database.

Lifelong Assurance

Lifelong has developed a Project Management Methodology to plan, manage and track courseware development and delivery. Called Lifelong AssuranceTM, it delivers excellence in project management to ensure that client expectations for timelines, budgets and high quality products are consistently met. Lifelong AssuranceTM provides a basis for Lifelong culture that supports sound project management, accelerating business profitability, volume and sustainability.

The Lifelong Assurance Lifecycle is the standard path of a courseware project, from concept stage, design, development to implementation and completion. This documented process includes: phases, activities, milestones, deliverables and transition criteria. The process is supported by tools and templates provided in a Lifelong AssuranceTM "proactive" software application that assists the project manager through the entire life of the project.

Lifelong Assurance guides our project management teams to ensure repeatedly successful project delivery. Many managerial and administrative processes that might encumber managers are automatically handled by the system. Teams ramp up quickly, and can immediately plan, implement and track all the functional operations of the creative, production, technological, strategic, sales and scientific roles.

Localization

Localization is the process of customizing software for a specific application through integration of locale-specific components. These components could be, for example, translated text, variations on content, or alternate graphical elements. Lifelong courseware is designed using advanced localization techniques to facilitate this process. By storing text and graphics as data rather than embedding them into web-pages, source code for our courseware does not require modification for variations on courses using similar content. Our graphic artists and translators work with data files that are read by our software, not with components that are "hard coded" in it. The same courseware executables therefore run worldwide, with data modifications accessed according to local needs.

Multi Modal Techniques including tutorials, games, reference services, on-line help and other proven teaching strategies are used to enhance the learning experience.

Multimedia Presentation, featuring video, audio, graphics, animation and text, is applied concurrently as appropriate to the material presented as part of our pedagogy. Equally importantly, multimedia helps make Lifelong courseware compelling, engaging, entertaining and memorable. Most remarkable is the seamless integration of technology, academically valid content and presentation. All elements support the learning and retention imperatives of the courseware design. Lifelong's creative development team unleashes the potential of Internet based education and training in a truly interactive multi-media event.

Pedagogically Valid Training ties our courseware to the results of extensive psychological research on how learning occurs. The best practices of the best teachers are emulated through symbolic graphics, relational content, hierarchy of instruction, thorough treatment of content, on-going feedback and knowledge of results. Students proceed at their own pace encouraging a rich learning experience.

Overview of the Market

Education and training continue to gain in importance in the modern world and the internet is emerging as the best knowledge delivery system ever available. E-learning is beginning to explode with a cumulative annual growth rate of more than 100%. Management estimates that current demand is already 300% higher than capacity and the gap is widening. A recent report in Fortune magazine predicts a staggering $50 billion dollar corporate e-learning market by the year 2005. This number, although large, represents less than a 10% market share of the total education and training market today. E-learning is becoming the number one priority in corporate America training departments and is now the fastest growing segment of the education market.

Peter Drucker reports that "the continuing professional education of adults is the No. 1 growth industry of the next 30 years, but not in the traditional form. In five years, we will deliver most of our executive management programs online."

WR Hambrecht & Co. in a report entitled "Corporate E-learning: Exploring a New Frontier" (2000) reports the following: "In 1999, corporate America spent $62.5 billion on educating and training its workforce. At $3 billion, the technology-delivered corporate training segment occupied only a fraction of the total market, but has been growing rapidly. Technology-based training solutions are changing the way corporations deliver training in nearly all segments of the business process. What started out with IT training has found its way into management, sales, customer service and professional development training. The number of e-learning pilots conducted in the corporate world has increased dramatically over the past two years. In 1999, approximately 92% of large corporations implemented Web-based learning pilots. A large majority of Fortune 500 companies today already uses some form of e-learning to deliver professional development and training to their employees." Hambrecht concludes that online education is the hottest trend in corporate training.

Communications International (1999) reports that over 70 million people worldwide received some form of education over the Internet in 1999 and they see this as only the beginning. International Data Corporation (1999) estimates that by 2003 the number of Internet users worldwide will increase to 502 million (up from 87 million in 1997) and that 63% of Americans will be connected to the Web by the same year. This continuing, explosive growth of the Internet will help pave the way for easy and efficient electronic delivery of courseware.

The e-learning industry is in its infancy, is highly fragmented and has not been clearly defined. There are roughly 5,000 participants worldwide offering a wide variety of e-learning solutions. There is little brand name recognition, there are no standards and no single competitor has yet emerged as a market leader.

Lifelong.com, as a pioneer in creating vanguard E-Learning education and training programs, is at the forefront of the current rapid changeover to Internet delivered learning. Our business strategy has been carefully developed to exploit the enormous potential of this young, growing industry.

"The next big killer application for the Internet is going to be education. Education over the Internet is going to be so big it will make e-mail usage look like a rounding error."

                                          John Chambers
                                          CEO of Cisco Systems

The Competition

Despite the presence of many players, the current e-learning industry is highly fragmented, there is a lack of compelling, quality content and there is no clear standard by which users can evaluate what represents excellent courseware.

In order to evaluate the competition we need to address the various segments that constitute the e-learning market.

Virtual Classrooms

Companies such as Centra Software, InterWise, LearnLinc and PlaceWare offer internet delivered classroom based instruction. This type of courseware requires superior delivery technology, is expensive to provide and is non-scalable. Students and teachers are still required to be available at specific times and interactivity is technologically cumbersome. While there is currently a market for this type of product it resembles traditional classroom training and Lifelong has not focused any effort on this segment because we do not believe that any significant growth in e-learning will come from this area.

LMS (Learning Management Systems) and Authoring Tools

Several big players such as Saba, Docent, Macromedia, EduNeering and Caliber dominate this segment of the market where it is difficult to differentiate product offerings. The market is competitive and the cost of acquiring new customers precludes new companies from making significant inroads. Lifelong does not feel that developing our own LMS system would improve our competitive situation and would distract us from our core capabilities of developing courseware. The authoring tools currently available are second generation software and can produce basic courseware. The proprietary authoring tools developed and used by Lifelong are third generation and within eighteen months we expect to have the forth generation ready which we may make available for licensing at that time.

LSP's (Learning Service Providers) - Click2Learn, Eduprise, Knowledge Planet, Infonautics, MindLever Most LSP's offer a full service package that includes courseware, an LMS and they will implement the infrastructure to provide e-learning solutions. In most cases, companies in this segment do not develop content but will attempt to match available titles to what they perceive as the clients e-learning needs. Companies in this area of the e-learning space target the general corporate e-learning markets and are limited by the available titles. While many have done well, it is our belief that as corporations become more sophisticated in their e-learning expectations, these companies may be hard pressed to meet their clients' needs.

On-Line Publishers (OLP's) - SkillSoft, SmartForce, DigitalThink, NETg, KnowledgeNet To date many of the on-line publishers have concentrated on amassing content targeted to the general corporate and consumer markets without overly concerning themselves with pedagogical quality. While there are some excellent courses especially in the IT area, for the most part, the current courseware offered is of the page turning variety (books on the internet) and falls short of consumer and corporate expectations. The successful companies in this segment have developed a large client base and their success so far is attributable to having many titles available in a market hungry for e-learning. It remains to be seen whether or not this momentum can be maintained in a more informed and discerning market place of the future.

Lifelong's Position

Lifelong has positioned itself between the LSP's and the On-Line Publishers by offering only top rate products in the soft skills area. We offer full service packages where the clients need them and concentrate on sound educational and training products for specific markets rather than taking the extensive catalogue approach used by the LSP's andOLP's.

Content development (or redevelopment of client content) is done in conjunction with authors or client content experts targeted to specific client or vertical market needs and distributed through proven sales channel partners. There are no other companies in the e-learning space with technologies as advanced as Lifelong nor have they taken the kind of focused marketing approach that we have.

The Lifelong Business Strategy and Value Proposition

Building the Lifelong brand name

We provide a wide range of compelling and sound courseware and value-added services through sales channel partners such as EDS and Pearson Education that will help us develop strong brand recognition and build a solid client-base.

Lifelong is as much a marketing company as we are an e-learning company. Every aspect of our business is built on a solid foundation of marketing strategy and vision. We enhance our brand image with public figures such as former NASA Astronaut, Col. Rick Searfoss, our corporate spokesperson.

High level of interactivity = Successful Courseware

Lifelong separates itself from most other e-learning vendors due to the high level of interactivity. Adaptive e-learning technology works like the best teachers, adapting the courseware to the learner's level of understanding. Applied Learning allows learners to apply newly learned skills during the course and after its completion.

Complete multimedia presentation, innovative mentoring and tutoring, and varied synchronous and asynchronous approaches make Lifelong the leader in high-quality, truly interactive courseware. Proprietary internet-based speech recognition software further differentiates and enhances Lifelong's interactive technologies. Lifelong is redefining Internet based training, setting a whole new standard in the presentation of media rich learning environments. Combining the best elements of MTV style television and movie production with state-of-the-art animation and effects, Lifelong courseware is compelling, engaging, entertaining and memorable. All elements support learning and retention imperatives of the courseware design.

Scalable business model for more profit in the long run
Lifelong's courseware and technology is completely scalable, due to integrated project management, object-oriented courseware authoring systems and advanced delivery technology. Licensable systems rapidly deploy development capacity, while partnerships make scalability for both delivery and channels unlimited. Lifelong's learning portals coupled with those of our clients and partners make our market reach extensive.

Global reach

Partnerships and strategic alliances bring us a global presence. Multilingual translation and data handling expertise coupled with our localization technology (for "re-skinning" similar content for varying client needs) also makes our products easy to convert for both language and cultural variations--this "globalization" technology is a true Lifelong strength. Proprietary internet-based speech recognition technology further augments our international reach. Global firms, a customer group targeted by most e-training vendors, are showing an inclination toward using multinational training suppliers to meet their employees' training needs--Lifelong provides an advanced solution for this international market.

Offering a complete solution for enterprise-wide learning

Lifelong meets all of the top three criteria corporations are seeking in a training provider: quality content, training delivery media, and value-added services (custom curriculum design and development, pre- and post-training mentor support, training effectiveness analysis, reporting and tracking tools, organizational education strategy, learning management systems). Lifelong offers a complete, end-to-end e-learning solution for clients. High quality content, exceptional delivery media and extensive value-added services, complimented by scalable hosting capacity and learning management systems, make Lifelong a true one-stop-shop and ideal choice for the growing e-learning needs of today's marketplace.

Sales and Marketing

Business to Business

Lifelong's major focus is on delivering internet and intranet based learning to medium to large sized corporations and becoming their preferred e-learning supplier on a long term basis. We have adopted a "partner early and often" approach to commercializing our products and our relationships with EDS and Pearson Education are examples of this strategy. EDS and Lifelong are currently working together on a number of large EDS clients to jointly provide custom tailored e-learning solutions for them. We are also developing the "Team Building & Motivation" product to be distributed through the EDS sales channels. Pearson Education has also expressed a high level of interest in "Team Building & Motivation" and will make their sales channels available as well. Both Pearson and EDS have indicated an interest in partnering with Lifelong to co-market and distribute other soft skills titles and may make certain of their current content available for that purpose.

We emphasize customer account development to build and strengthen long term business relationships with corporate customers. Sales representatives are assigned to a limited number of accounts in order to develop a complete understanding of each clients needs, to form strong customer relationships and aggressively pursue cross selling and joint venture or licensing relationships. Current providers of classroom learning who have little or no e-learning expertise are being targeted for joint venture relationships.

Our association with Astronaut Rick Searfoss and the development of the "Team Building and Motivation" program with him will be the subject of a national public relations campaign. This product is timely and very appropriate to today's corporate environment where every project, product and new initiative is mission critical requiring cohesive, committed, motivated and trained team members. A promotional marketing effort consisting of breakfast meetings and seminars featuring Astronaut Searfoss for selected sales channels and clients will enhance and reinforce the product's value. We expect to create brand awareness, credibility and a significant revenue stream with this program.

A special initiative called "Mission2 Read" is being developed and will be widely publicized in early 2002. This program is expected to generate significant interest and support from Corporate America since most companies are aware (or will become aware) that over 40% of the U.S. labor force perform at the two lowest levels of government literacy scales.

The pricing model for corporate training considers the value to the client, the cost of development and the portability to other products. Clients have the option to be billed on a per seat or usage basis with a guaranteed minimum or a one-time development fee. Joint venture or licensing arrangements are based on a revenue sharing model that incorporates up-front development and training costs.

K-12, Secondary and Continuing Education Products

The K-12 and Secondary Education sectors account for almost 85% of the total education and training industry. While corporate training is expected to grow more rapidly than the rest of the market, quality e-learning products aimed at the K-12 and Secondary Education markets are likely to succeed and will have the ancillary benefit of building the LifeLong brand.

While we will continue to focus on the business to business market we also has plan to introduce several programs that have consumer appeal. Products such as Mission2Read, MonsterMath, KidsSafety and ElephantEconomics are slated for production within the next six months. KidsSafety is a program currently being taught in a classroom setting that teaches young children how to be safety conscious in their homes and neighborhoods. Our current plan is to web enable the product in conjunction with the author and make it available (in September
2001) at a low unit cost to schools and school boards across North America through a co-marketing effort with EDS and Pearson Education.

The presence of Astronaut Searfoss on the LifeLong Web-site along with programs such as KidsSafety, Monster Math, Mission2Read and other products to be developed are expected to build a large educational footprint for us. Successful, high profile corporations are currently being targeted as potential co-sponsors of these programs.

Intellectual Property

Lifelong relies upon a combination of contract provisions, copyright, trademark and trade secret laws to protect the proprietary technology, systems and processes we uses in creating, developing and delivering our courseware. We attempt to further protect our trade secrets and other proprietary information through agreements with employees, consultants, clients and venture partners. We have has filed for several trademarks relating to our products, processes and the description of certain elements of our technology.

There can be no assurance that the steps taken by LifeLong to protect its intellectual property will be adequate to deter misappropriation of its proprietary rights or third party development of similar technology or software.

Strategic Acquisitions

We recently entered into an agreement to acquire IC Education Inc., an unrelated technology-based provider of educational products that has developed a unique voice recognition technology with specific applications in the language learning field. In addition to the voice recognition technology, IC brings with it experienced and talented human resources, a client base and technological knowledge that is complementary to our technologies.

We  will  continue  to  seek  out  and  examine  strategic   alliances  with  or
acquisitions of similar and complementary operations. Acquisitions and alliances will be evaluated on a per deal basis.

Item 2.

Description of Property.
-----------------------

We sublease space from IC Education Inc. at 2055 Peel Street, suite 825, Montreal, Quebec, Canada (H3A 1V4) for $500,00 per month on a month to month basis (with no written lease).

Item 3.

Legal Proceedings.

      NONE

Item 4.

Submission of Matters to a Vote of Security Holders.
---------------------------------------------------

      NONE

                                     PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.
--------------------------------------------------------

There is no market for the securities of Lifelong.com Inc.

We have never paid any cash dividends. The payment of dividends, if any, in the future is within the discretion of our Board of Directors, and will depend upon our earnings, our capital requirements and financial condition, and other relevant factors. Management does not expect to declare dividends in the foreseeable future.

Item 6.

Management's Discussion and Analysis or Plan of Operation.
---------------------------------------------------------

Overview

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2000 and the financial statements for the period ended December 31, 2000 included with this Form 10-KSB.

Information related to our predecessor entity, Providence Capital II, Inc. ("Providence"), has been omitted as it was formed in 1999 for the purpose of acquiring a private company desiring to become public. For financial statement purposes, the merger has been treated as a reverse acquisition with LifeLong.Com ("Lifelong") being treated as the acquiree.

Readers   are   referred   to  the   cautionary   statement,   which   addresses
forward-looking statements made by us.

Lifelong is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and we are currently in the process of creating strategic relationships and acquiring complementary operating companies within the e-learning industry that have proven management and state-of-the-art technologies.

Results of Operations

Although we have been in existence for 11 months, management's efforts to develop our business have not yet resulted in generation of revenues. For the period from inception in February 2000 to date, we have not generated any revenues and incurred a cumulative net loss of $15,049,413 of which $13,891,820 were non-cash charges. These expenses are primarily related to our initial development and implementation of our business plan.

To date, management's efforts have focused on developing sales and sales channel relationships and promoting and conducting research and development to demonstrate the feasibility and efficacy of our products. With the pending acquisition of IC Education Inc. our consolidated sales for the first quarter of 2001 would be close to $50,000 and Lifelong signed a $55,000 contract in April 2001 with Solcorp Inc. of Toronto, Canada to deliver a customized e-learning application.

Future Periods

Management expects that personnel costs will increase substantially in 2001 and future years as we expand our development efforts. Most of our other operating expenses, however, are expected to grow with time and expansion. We will increase rent, insurance and utilities because of our new facility in Montreal, Canada.

There are several revenue producing projects that are in the final stages of negotiation but no additional expenditures will be incurred until there are signed sales contracts.

Liquidity and Capital Resources

Since we have only begun operations in 2001, we have depended upon sales of our common stock, issuance of convertible debentures and borrowings from certain stockholders to finance our working capital requirements.

During the period from inception to December 31, 2000, we raised gross proceeds of $425,350 from the sale of equity securities and $401,220 from the issuance of convertible debentures to investors and friends and family of our management. We used all of those proceeds to finance the cost of our operations to date as well as the development of certain technologies. In addition, we have borrowed $65,000 from shareholders that are non-interest bearing and payable on demand.

Operating activities from inception to December 31, 2000 created a net use of cash of $840,464.

We intend to raise an additional three million dollars over the six months to continue software development, expand our web site, hire additional personnel, sales and marketing, licensing content, purchase equipment and general working capital.

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

Capital Expenditures

Management intends to make significant capital expenditures in the coming year. Our minimum needs are approximately $250,000, which we believe can be leased, but we intend to raise capital to acquire $1,000,000 of additional facilities. If we are unable to raise the capital needed to acquire the equipment, we will greatly curtail planned operations. No assurance can be given that we will raise the needed capital.

Staffing

We plan to increase our work force. Currently, we have six full-time employees. Our plan is to add eight research scientists to develop our products. Upon development of these products, our marketing plan does not call for building a sales force to sell to end-users but instead to partner with market segment leaders with existing sales forces. We will train these sales forces to sell our products and to provide technical assistance through quarterly service to the systems. We also intend to add additional help in the accounting, administrative and investor relations areas. Management expects to add at least twenty employees in 2001. The cost of these additional employees is expected to be in excess of $1,250,000 in 2001.

Item 7.

Financial Statements.



                               Lifelong.com, Inc.
                        (A Development Stage Enterprise)

                                TABLE OF CONTENTS

------------------------------------------------------------------------------



                                                                         Page
                                                                        -------

Independent Auditors' Report                                              F-2

Financial Statements as of and for the period February 16, 2000 (date of incorporation) to December 31, 2000

    Balance Sheet                                                         F-3
    Statement of Operations                                               F-4
    Statement of Stockholders' Deficit                                    F-5
    Statement of Cash Flows                                               F-6
    Notes to Financial Statements                                         F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Lifelong.com, Inc:

We have audited the accompanying balance sheet of Lifelong.com, Inc. (the "Company"), a development stage enterprise, as of December 31, 2000 and the related statements of operations, stockholders' deficit and cash flows for the period February 16, 2000 (date of incorporation) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and the results of its operations and its cash flows for the period February 16, 2000 (date of incorporation) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company is in the development stage, has a significant working capital deficiency and stockholders' deficit, and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. Because there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations and implement its business plan, substantial doubt exists about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kingery, Crouse & Hohl, P.A.

April 16, 2001
Tampa, FL

                               Lifelong.com, Inc.
                        (A Development Stage Enterprise)

                      BALANCE SHEET AS OF DECEMBER 31, 2000

--------------------------------------------------------------------------------

  ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                                     $     16,585
    Affiliate receivables                                                7,529
                                                                    -----------
       Total current assets                                             24,114

  COMPUTER EQUIPMENT (net of accumulated depreciation
   of $4,500)                                                           30,021

  OTHER                                                                  7,605
                                                                    -----------

  TOTAL                                                           $     61,740
                                                                    ===========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES:
    Accounts payable                                              $    215,377
    Accrued payroll and benefits                                       101,607
    Convertible debt                                                   401,220
    Stockholder advances                                                65,000
    Accrued and other liabilities                                       15,279
                                                                    -----------
       Total current liabilities                                       798,483
                                                                    -----------

  STOCKHOLDERS' DEFICIT:

    Preferred stock - $.001 par value: 50,000,000 shares
      authorized; zero shares issued and outstanding                         -
    Common stock - $.001 par value; 50,000,000 shares
      authorized; 20,734,000 shares issued and outstanding              20,734
    Additional paid-in capital                                      14,291,936
    Deficit accumulated during the development stage               (15,049,413)
                                                                    -----------
        Total stockholders' deficit                                   (736,743)
                                                                    -----------

  TOTAL                                                           $     61,740
                                                                    ===========

--------------------------------------------------------------------------------

See notes to financial statements


                                       F-3

                               Lifelong.com, Inc.
                        (A Development Stage Enterprise)

                           STATEMENT OF OPERATIONS
           FOR THE PERIOD FEBRAURY 16, 2000 (date of incorporation)
                              TO DECEMBER 31, 2000

--------------------------------------------------------------------------------

OPERATING EXPENSES:
  Stock-based expenses:
      Employee compensation and benefits                        $    7,105,585
      Professional and consulting fees                               4,839,315
      Product development                                               37,950
      Selling and marketing                                             13,800
  Loss from impairment of goodwill                                   1,912,670
  Other employee compensation and benefits                             643,347
  Other product development                                            243,337
  Other professional and consulting fees                                47,433
  Other selling and marketing                                           68,339
  Travel and entertainment                                              26,038
  Other                                                                111,599
                                                                  -------------

NET LOSS                                                        $   15,049,413
                                                                  =============

NET LOSS PER SHARE-
    Basic and diluted                                           $       (0.76)
                                                                  =============

Weighted average number of common shares
 outstanding                                                       19,680,300
                                                                  =============

--------------------------------------------------------------------------------

See notes to financial statements

                                     F-4

                               Lifelong.com, Inc.
                        (A Development Stage Enterprise)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FEBRUARY 16, 2000 (date of incorporation) TO DECEMBER 31, 2000

--------------------------------------------------------------------------------------------------

                                                                         Deficit
                                                                       Accumulated
                                                        Additional     During the
                                    Common Stock          Paid-In      Development
                                 Shares     Par Value     Capital         Stage          Total
                               -----------  ----------  ------------  --------------  ------------
Balances, February 16, 2000
  (date of incorporation)               0   $       0   $         0   $           0   $         0

Sales of common stock             613,551         614       422,736                       423,350

Other issuance's of common
 stock:
  To founding stockholders      9,777,949       9,778     6,737,007                     6,746,785
  To other employees for
   services                       520,000         520       358,280                       358,800
  To consultants for services   7,088,500       7,088     4,883,977                     4,891,065
  In connection with merger       734,000         734       511,936                       512,670
  In connection with
   acquisition                  2,000,000       2,000     1,378,000                     1,380,000

Net loss for the period
  February 16, 2000 (date of
  incorporation) to December
  31, 2000                                                             (15,049,413)   (15,049,413)
                               -----------  ----------  ------------  --------------  ------------

Balances, December 31, 2000    20,734,000    $ 20,734   $14,291,936   $(15,049,413)   $ (736,743)
                               ===========  ==========  ============  ==============  ============


--------------------------------------------------------------------------------------------------

 See notes to financial statements

                               Lifelong.com, Inc.
                        (A Development Stage Enterprise)

                           STATEMENT OF CASH FLOWS
           FOR THE PERIOD FEBRUARY 16, 2000 (date of incorporation)
                              TO DECEMBER 31, 2000

--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITES:

     Net loss                                                   $(15,049,413)
     Adjustment to reconcile net loss to net cash used by
      operating activities:
        Depreciation                                                   4,500
        Loss from impairment of goodwill (net of
         liabilities assumed)                                      1,890,670
        Stock based compensation                                  11,996,650
        Increase in accounts receivable                              (7,529)
        Increase in other assets                                     (7,605)
        Increase in accounts payable and other
         liabilities                                                332,263
                                                               --------------
NET CASH USED BY OPERATING ACTIVITIES                              (840,464)
                                                               --------------

CASH FLOWS FROM INVESTING ACTIVITIES -
     Purchases of computer equipment                                (34,521)
                                                               --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of convertible debentures               401,220
     Proceeds from issuance of common stock                         425,350
     Advances from stockholders, net                                 65,000
                                                               --------------
CASH PROVIDED BY FINANCING ACTIVITIES                               891,570
                                                               --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            16,585

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            0
                                                               --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    16,585
                                                               ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Taxes Paid                                                $          0
                                                               ==============

     Interest Paid                                             $          0
                                                               ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES - During the period February 16, 2000 (date of incorporation) to December 31, 2000, the Company issued 2,734,000 shares of its common stock in connection with two business combinations (see Notes A and C).

--------------------------------------------------------------------------------

See notes to financial statements
                                       F-6

                               Lifelong.com, Inc.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Lifelong.com, Inc. ("we", "us", "our") was incorporated under the laws of the state of Delaware on February 16, 2000. We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and intend to deliver highly interactive, computer-based learning programs for corporate training and educational purposes over the Internet. Our planned principal operations have not commenced; therefore most of our accounting policies and procedures have not yet been established.

On September 7, 2000, we merged with Providence Capital II, Inc. ("Providence"), which was formed in 1999 for the purpose of acquiring a private company desiring to become public. For financial statement purposes, the merger has been treated as a reverse acquisition with us being treated as the acquiree; as such Providence was considered to be the surviving legal entity and succeeded to the name of Lifelong.com, Inc.

The transaction was accounted for as a purchase. Accordingly, and because Providence had no operations and/or assets as of the merger date, the entire purchase price of approximately $535,000 (consisting of 734,000 shares of our common stock and liabilities assumed of approximately $22,000) was reflected as goodwill as of the merger date. Subsequently, the goodwill was determined to be impaired and as such the entire amount has been included in the loss from impairment of goodwill in the accompanying statement of operations.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Actual results could differ from our estimates.

Year End

Our year-end is December 31.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2000, we had a stockholders' deficit of approximately $740,000 and a net working capital deficiency of approximately $774,000. In addition, we anticipate that we will incur net operating losses for the foreseeable future, and require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations and implement our business plan. Our plans include continued sales of our common stock and the issuance of debt, however there is no assurance that we will be successful in our efforts to raise the amount of capital necessary to proceed with our business plan. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - COMMON STOCK

In addition to the issuance of common stock discussed at Note A, common stock was issued as follows:

During the period February 16, 2000 (date of incorporation) to December 31, 2000, we sold 613,551 shares of our common stock to approximately sixty investors at a price of $0.69 per share.

During the period February 16, 2000 (date of incorporation) to December 31, 2000, we issued 9,777,949 shares of our common stock to our founding stockholders as consideration for services rendered. The value of these services, which was based on the number, and fair value, of shares issued ($0.69 per share based on the price at which other shares were sold) has been included in employee compensation and benefits in the accompanying statement of operations.

In  March  2000,  we  purchased  substantially  all of the  assets  of  Lifelong
Software, Inc. (an affiliated entity by virtue of common ownership with one individual who beneficially owns approximately 15% of our common stock) for total consideration of approximately $1,380,000 (consisting of 2,000,000 shares of our common stock). The transaction was accounted for as a purchase. Accordingly, and because the purchase price was $1,378,000 greater than the fair value of the net assets acquired, goodwill was created. Subsequently, the goodwill was determined to be impaired and as such $1,378,000 has been included in the loss from impairment of goodwill in the accompanying statement of operations.

During the period February 16, 2000 (date of incorporation) to December 31, 2000, we issued 7,608,500 shares of our common stock to various employees and consultants as consideration for the following services:

                                         Shares        Share         Value of
Description of Service                   Issued        Price         Services
----------------------                 ----------    -----------     ---------
Product development - consultant          55,000       $ 0.69      $    37,950
Marketing - consultant                    20,000       $ 0.69           13,800
Marketing - employee                     500,000       $ 0.69          345,000
Business planning /general - employees    20,000       $ 0.69           13,800
Business planning /general -
 consultants                           7,013,500       $ 0.69        4,839,315
                                       ----------                    ---------
Totals                                 7,608,500                   $ 5,249,865
                                       ==========                    =========

The value of these services, which was based on the number, and fair value, of shares issued (share prices represent the price at which other shares were being sold during the period February 16, 2000 (date of incorporation) to December 31,
2000), has been included in various stock-based expenses in the accompanying statement of operations.

We intend to develop a stock option plan whereby options to purchase up to five million shares of our common stock may be granted over the next twelve months.

NOTE D - CONVERTIBLE DEBENTURES

Convertible debentures bear interest at a fixed rate of 10% per annum and entitle their holders to convert such debentures to our common stock at a conversion price of $1.00 per share at any time between January 1, 2001 and their maturity date of October 31, 2001.

NOTE E - OTHER RELATED PARTY TRANSACTIONS

We periodically  borrow funds from various  stockholders.  At December 31, 2000,
advances  from   stockholders   were  $65,000.   The  advances  are   unsecured,
non-interest bearing and due on demand.

We utilize a Canadian bank account owned by Lifelong Software Canada, Inc. (an entity owned by two of our founding stockholders) for the collection and disbursement of Canadian funds. As of December 31, 2000, the balance due from this account was $6,206, which amount has been included in affiliate receivables in the accompanying balance sheet.

In addition we have advanced $1,323 to IC Education (Note H), which is also included in affiliate receivables in the accompanying balance sheet.

NOTE F - INCOME TAXES

During the period February 16, 2000 (date of incorporation) to December 31, 2000, we recognized losses for both financial and tax reporting purposes. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At December 31, 2000, we had a net operating loss carryforward of approximately $1,140,000 for income tax purposes. This carryforward is available to offset future taxable income through the period ended December 31, 2020. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE G - NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. Convertible debentures have not been included in the loss per share calculations because they are anti-dilutive. As such, and because there are no other common share equivalents outstanding, basic and diluted net loss per share are the same.

NOTE H - COMMITMENTS

On April 7, 2000, we entered into an agreement with Astronaut Rick Searfoss whereby Mr. Searfoss will perform content consulting for the "Team Building and Motivation" and "Mission2Read" programs, act as our spokesperson and participate in or coordinate certain other projects. As of December 31, 2000, Mr. Searfoss has received $18,000 and 20,000 shares of our common stock as consideration for services rendered. In addition, Mr. Searfoss is entitled to indefinitely receive a monthly retainer of $2,500, and will receive options to purchase at least 30,000 shares of our common stock.

On September 26, 2000, we entered into a letter of intent to establish a license agreement with AskBeverely.com, Inc., for the purpose of hosting, distributing, marketing, and developing certain Internet based articles for newspaper and/or magazine syndication. Pursuant to terms of the letter of intent, we have agreed to be responsible for marketing and sales, billing and collections, accounting, planning and advice, web-hosting and technical support and legal costs. In addition to revenue sharing, we are obligated to grant options for the purchase of up to 500,000 common shares if certain distribution contracts are secured.

On October 6, 2000, we entered into a letter of intent to acquire IC Education, Inc. ("ICED"), an unrelated technology-based provider of educational products. Pursuant to terms of the letter of intent, we have agreed to issue up to a maximum of three million shares of our common stock and pay approximately $150,000 of ICED's debts in exchange for all the outstanding shares of ICED. We anticipate that we will also enter into various employment and bonus agreements with employees of ICED.

------------------------------------------------------------------------------

Item 8.

Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure

      NONE

                                    PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With
Section 16(a) of the Exchange Act.

The executive officers and directors of Lifelong.com Inc. are as follows:

             Name                  Age                   Position

Michael Nowak                      37     President, Chief Executive Officer,
                                          Director

Francis Gariepy                    54     Chief Financial Officer, Secretary,
Richard Duffy                      55      Director


Michael Nowak - From 1997 to 1999, Mr. Nowak was Vice President of Sales for Bell Guardium, a wholly owned subsidiary of Bell Canada Enterprises. From 1990 to 1997, Mr. Nowak was with Federal Express where he developed the vertical account management team to service the high technology markets. Mr. Nowak received a Bachelors Degree in Social Sciences and Law from the University of Ottawa in 1986.

Francis Gariepy - is a Chartered Accountant. From 1982 to the present, he has been a partner in his own consulting and accounting firms. From 1982 to 1986, he was a principal in Arrakis Technologies. Arrakis Technologies created one of the first object oriented software authoring tools and developed a series of 18 popular educational products distributed by Prentice Hall. The company was subsequently sold to Southam Inc., a large Canadian publisher. From 1980 to 1982, he was Vice President of Finance of Pepsi Cola Montreal (a unit of PepsiCo.) Mr. Gariepy received a Bachelors Degree in Commerce from Sir George Williams University (now Concordia University) in 1968.

Item 10.

Executive Compensation.

                           Summary Compensation Table

--------------------------------------------------------------------------------
     Name and Principal Capacity               Year                Salary
--------------------------------------------------------------------------------
Michael Nowak                                  2000               $55,000
President, Chief Executive Officer,
Director
--------------------------------------------------------------------------------
Francis Gariepy                                2000               $55,000
Secretary, Chief Financial
Officer,      Director
--------------------------------------------------------------------------------


      No other directors or officers have received compensation from us.

Employment Agreements

NONE

Item 11.

Security Ownership of Certain Beneficial Owners and Management.
---------------------------------------------------------------

The following table sets forth, as of March 30, 2001, certain information concerning beneficial ownership of shares of Common Stock and the approximate percentage shares of Common Stock owned before and after Offering with respect to (i) each person known to Lifelong.com Inc. to own 5% or more of the outstanding shares of Common Stock, (ii) each director and executive officer of Lifelong.com Inc., and (iii) all directors and executive officers of Lifelong.com Inc. as a group.

--------------------------------------------------------------------------------
                      Name of Beneficial     Amount Of
                      Owner                  Beneficial     Percent Of Class(1)
                                             Ownership
   Title Of Class

--------------------------------------------------------------------------------
Common               Michael Nowak            4,362,500              21.04%
--------------------------------------------------------------------------------
Common               Francis Gariepy          4,362,500              21.04%
--------------------------------------------------------------------------------
Common               Emiliano De Laurentiis   3,052,949              14.72%

--------------------------------------------------------------------------------
Common               Richard Duffy               42,500               2.05%
--------------------------------------------------------------------------------
Common               Michael Ash              2,737,500              13.20%
--------------------------------------------------------------------------------
                     Directors and            8,767,500              42.29%
                     Officers as a Group
Common               (3 persons)
--------------------------------------------------------------------------------


(1) Percentage of ownership is based on 20,734,000 shares of Common Stock outstanding.


Item 12.

Certain Relationships and Related Transactions.

NONE

Item 13.

Exhibits and Reports on Form 8-K.

      (a)   Exhibits

1.1 Agreement and Plan of Reorganization between Providence Capital II Inc. and Lifelong.com Inc.*

1.2       Certificate of Incorporation of Lifelong.com Inc. and amendments*

1.3       By-Laws of Lifelong.com Inc.*

1.4       Agreement between Lifelong.com Inc. and Astronaut Rick Searfoss*

3(i).2    Amendment to the Articles of Incorporation

3(i).3    Third Amended Articles of Incorporation

      *     Previously filed.

        (b) Reports on Form 8-K: We filed a Current Report on Form 8-K on November 20, 2000. Such Report included audited financial statements as of September 30, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Lifelong.com Inc.


                                          By:/s/ Michael Nowak
                                               Michael Nowak, President

                                          Date: April 12, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                 TITLE                             DATE

/s/ Michael Nowak               Director, President, Chief     April 12, 2001
Michael Nowak                   Executive Officer

/s/ Francis Gariepy             Director, Secretary,Chief      April 12, 2001
Francis Gariepy                 Financial Officer