Form 10QSB
period 2001-03-31
LIFELONG COM INC
filed 2001-05-22
CIK 1110049

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange
Act of 1934.

                 For the quarterly period ended March 31, 2001.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to ____________ .

                        Commission File Number: 333-72097

                               LIFELONG.COM, INC.
               (Exact name of registrant as specified in charter)

              Colorado                                        98-0223498
(State of or other jurisdiction of                     (IRS Employer I.D. No.)
   incorporation or organization)

               2055 Peel St., Suite 825, Montreal, Canada H3A 1V4
                    (Address of Principle Executive Offices)

                                 (888) 725-3433
                         (Registrant's telephone number)

Check whether the registrant: (1) has filed all reports required to be filed by
Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of March 31, 2001.

                            20,734,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                               LIFELONG.COM, INC.

                              INDEX TO FORM 10-QSB

        PART I. FINANCIAL INFORMATION                                            Page
        Item 1. Financial Statements (unaudited)
             Balance Sheets as of March 31, 2001 and December 31, 2000            3
             Statements of Operations  for the three months ended March 31,
              2001 and 2000, and the period November 24, 1999 (date of
              incorporation) to March 31, 2001                                    4
             Statements  of Cash Flows for the three months ended March 31,
              2001 and 2000, and the period February 16,2000 (date of
              incorporation) to March 31, 2001                                    5
             Notes to Financial Statements                                        6
        Item 2.  Management's  Discussion and Analysis of Financial               8
                 Condition and Results of Operations (including
                 cautionary statement)
        PART II. OTHER INFORMATION
        Item 1. Legal Proceedings                                                10
        Item 2. Changes in Securities                                            10
        Item 3. Defaults Upon Senior Securities                                  10
        Item 4. Submission of Matters to a Vote of Securities Holders            10
        Item 5. Other Information                                                10
        Item 6. Exhibits and Reports on Form 8-K                                 10
        Signatures                                                               10

                               LIFELONG.COM, INC.
                        (A Development Stage Enterprise)

                              BALANCE SHEETS AS OF

                                           ASSETS         March 31, 2001     December 31,
                                                           (Unaudited)          2000
CURRENT ASSETS :
   Cash and cash equivalents                             $          40       $      16,585
   Accounts receivable                                           3,284                   -
   Employee advances                                            15,882                   -
   Affiliate receivable                                              -               7,529
      Total current assets                                      19,206              24,114

COMPUTER EQUIPMENT (net of accumulated
      depreciation of $6,319)                                   28,202              30,021

OTHER                                                            7,605               7,605

TOTAL                                                    $      55,013       $      61,740
                                                        ================     =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                      $     223,874       $     215,377
   Accrued payroll and benefits                                237,058             101,607
   Stockholder advances                                         68,381              65,000
   Due to affiliate                                              4,137                   -
   Accrued and other liabilities                                25,189              15,279
      Total current liabilities                                558,639             397,263

CONVERTIBLE DEBT                                               401,220             401,220
    Total liabilities                                          959,859             798,483

STOCKHOLDERS' DEFICIT:
   Preferred stock - $0.001 par value; 50,000,000
    shares authorized; 0 shares issued and outstanding               -                   -
   Common stock - $0.001 par value; 50,000,000
    common shares authorized; 20,734,000 shares issued
    and outstanding                                             20,734              20,734
   Additional paid-in capital                               14,291,936          14,291,936
   Deficit accumulated during the development stage        (15,217,516)        (15,049,413)
          Total Stockholders' Deficit                         (904,846)           (736,743)

TOTAL                                                    $      55,013       $      61,740
                                                        ================     =================

    SEE NOTES TO FINANCIAL STATEMENTS.

                               LIFELONG.COM, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                                                       For the Period
                                                                                                      November 24, 1999
                                                           Three Months           Three Months            (date of
                                                          Ended March 31,        Ended March 31,       incorporation) to
                                                               2001                  2000               March 31, 2001

REVENUES - Instructional design                             $    3,284              $      -              $    3,284

OPERATING EXPENSES:
Stock-based expenses:
   Employee compensation and benefits                                              7,096,882               7,105,585
                                                                     -
   Professional and consulting fees                                  -             2,332,200               4,839,315
   Product development                                               -                     -                  37,950
   Selling and marketing                                             -                     -                  13,800
Loss from impairment of goodwill                                     -             1,378,000               1,912,670
Other employee compensation and benefits                       138,451                78,285                 781,798
Other product development                                        7,093                10,000                 250,430
Other professional and consulting fees                           1,983                 7,500                  70,322
Other selling and marketing                                          -                     -                  47,433
Travel and entertainment                                             -                     -                  26,038
Other                                                           23,860                (1,231)                135,459

     Total operating expenses                                  171,387            10,901,636              15,220,800

NET LOSS                                                    $  168,103           $10,901,636            $ 15,217,516
                                                          ==============        =============           ============

NET LOSS PER SHARE:
Basic and Diluted                                          $      (.00)           $     (.71)
                                                          ==============        =============
Weighted Average Number of Common
    Shares Outstanding                                      20,734,000            15,457,400
                                                          ==============        =============

            SEE NOTES TO FINANCIAL STATEMENTS.

                               LIFELONG.COM, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                         For the period
                                                                                                                        November 24, 1999
                                                                            For the three         For the three             (date of
                                                                             months ended       months ended March      incorporation) to
                                                                            March 31, 2001           31, 2000             March 31, 2001
Cash Flows From Operating Activities:
   Net loss                                                                 $   (168,103)          $ (10,901,636)         $ (15,217,516)
   Adjustment to reconcile net loss to net cash used by operating
     Activities:
     Depreciation                                                                  1,819                       -                  6,319
     Loss form impairment of goodwill (net of liabilities assumed)                     -               1,376,405              1,890,670
     Stock based compensation                                                          -               9,429,082             11,996,650
     Increase in other assets                                                          -                       -                 (7,605)
     Increase in accounts receivable                                             (11,637)               (214,623)               (19,166)
     Increase in accounts payable and other liabilities                          157,995                   5,500                490,258

Net Cash Used by Operating Activities                                            (19,926)               (305,272)              (860,390)

Cash Flows From Investing Activities -
     Purchases of computer equipment                                                   -                 (14,503)               (34,521)

Cash Flows From Financing Activities:
   Proceeds from issuance of convertible debentures                                    -                 319,775                401,220
   Proceeds from issuance of common stock                                              -                       -                425,350
   Advances from stockholders                                                      3,381                       -                 68,381

Cash Provided by Financing Activities                                              3,381                 319,775                894,951

Net Increase In Cash and Cash Equivalents                                        (16,545)                      -                     40

Cash and Cash Equivalents at Beginning of Period                                  16,585                       -                      -

Cash and Cash Equivalents at End of Period                                     $      40              $        -             $       40
                                                                        =================    ====================    ===================

Supplemental disclosure of cash flow information:

Cash Paid For:
   Interest                                                                     $      0               $       0               $      0
                                                                        =================    ====================    ===================
   Income Taxes                                                                 $      0               $       0               $      0
                                                                        =================    ====================    ===================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES -
During the period November 24, 1999 (date of incorporation) to March 31, 2001, the
Company issued 2,734,000 shares of its common stock in connection with two business combinations.

SEE NOTES TO FINANCIAL STATEMENTS.

                               LIFELONG.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Lifelong.com, Inc. (initially incorporated under the laws of the state of Delaware on February 16, 2000), merged on September 7, 2000 with Providence Capital II, Inc.
("we", "us", "our") incorporated under the laws of the State of Colorado on November
24, 1999. We are considered to be in the development stage as defined in Financial
Accounting Standards Board Statement No. 7, and intend to deliver highly interactive, computer-based learning programs for corporate training and educational purposes over the Internet. Our planned principal operations have not commenced; therefore most of the accounting policies and procedures have not yet been established.

For financial statement purposes, the merger has been treated as a reverse acquisition with us being treated as the acquiree; as such Providence was considered to be the surviving legal entity and succeeded to the name of Lifelong.com, Inc.

The transaction was accounted for as a purchase. Accordingly, and because Providence had no operations and/or assets as of the merger date, the entire purchase price of approximately $535,000 (consisting of 734,000 of our shares common stock and liabilities assumed of approximately $22,000) was reflected as goodwill as of the merger date. Subsequently, the goodwill was determined to be impaired and as such the entire amount has been included in the loss from impairment of goodwill in the accompanying statement
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

BASIS OF PRESENTATION

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of
America for interim financial information and the instructions to Form 10-QSB and
Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC").
Accordingly, these consolidated financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments
(consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March
31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2000 contained in our Form 10-KSB.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2001, we had a stockholders' deficit of approximately $904,846 and a net working capital deficiency of approximately
$940,000. In addition, we anticipate that we will incur net operating losses for the foreseeable future, and require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations and implement our business plan. Our plans include continued sales of our common stock and the issuance of debt, however there is no assurance that we will be successful in their efforts to raise the amount of capital necessary to proceed with our business plan.
These factors, among others, may indicate that the we will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the we be unable to continue as a going concern.

NOTE C - CONVERTIBLE DEBENTURES

Convertible debentures bear interest at a fixed rate of 10% per annum and entitle their holders to convert such debentures to the our common stock at a conversion price of $1.00 per share at any time between January 1, 2001 and their maturity date of October 31, 2001.

NOTE D - OTHER RELATED PARTY TRANSACTIONS

We periodically borrows funds from various stockholders and other related parties.
At March 31, 2001, such advances outstanding were $68,381. The advances are unsecured, non-interest bearing and due on demand.

We utilize a Canadian bank account owned by Lifelong Software Canada, Inc. (an entity owned by two of the our founding stockholders) for the collection and disbursement of Canadian funds. As of March 31, 2001, the balance due to this account was $1,402, which amount has been recorded as a due to affiliate.

Item 2.

Management's Discussion and Analysis of Financial Condition or Plan of Operation.

Overview

The following discussion and analysis should be read in conjunction with the balance sheet as of March 31, 2001 and the financial statements for the period ended March 31,
2001 included with this Form 10-QSB.

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

Results of Operations

Although we have been in existence for 14 months, management's efforts to develop our business have not yet resulted in generation of revenues. For the period from inception in February 2000 to date, we have not generated any revenues and incurred a cumulative net loss of $15,217,513 of which $13,891,820 were non-cash charges.
These expenses are primarily related to our initial development and implementation of our business plan.

To date, management's efforts have focused on developing sales and sales channel relationships and promoting and conducting research and development to demonstrate the feasibility and efficacy of our products. With the pending acquisition of IC
Education Inc. our consolidated sales for the first quarter of 2001 would be close to $50,000. We signed a $55,000 contract in April, 2001 with a Toronto, Canada based company to deliver a customized e-learning application and a $40,000 contract with a Montreal, Canada based company in May, 2001 for another customized application.

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

During the period from inception to March 31, 2001, we raised gross proceeds of
$425,350 from the sale of equity securities and $401,220 from the issuance of convertible debentures to investors and friends and family of our management. We used all of those proceeds to finance the cost of our operations to date as well as the development of certain technologies. In addition, we have borrowed $65,000 from shareholders that are non-interest bearing and payable on demand. No additional monies were raised between January 1 and March 31, 2001.

Operating activities from January1 to March 31, 2001 created a net use of cash of
$19,926.

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

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officer or agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and
Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements may appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results
of Operations, and include statements regarding the intent, belief or current expectations of our directors or officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.
The factors that might cause such differences include, among others, the following:
(i) any material inability to successfully identify, consummate and integrate a potential business combination at reasonable and anticipated costs; (ii) any material inability to successfully internally develop our products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on our continued positive cash flow and abilities to obtain acceptable financing in connection with our growth plans; (v) any increased competition in business; (vi)
any inability to successfully conduct our business in new markets; and (vii) other risks including those identified in our filings with the Securities and Exchange
Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

        NONE

Item 2. Changes in Securities

        NONE

Item 3. Defaults Upon Senior Securities

        NONE

Item 4. Submission of Matters to a Vote of Securities Holders

        NONE

Item 5. Other Information

        NONE

Item 6. Exhibits and Reports on Form 8-K

        NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   SIGNATURE                           TITLE                                    DATE
   /s/ Francis A. Gariepy              Director, Chief Accounting Officer       May 21, 2001

                                       10