Form 10QSB
period 2001-06-30
LIFELONG COM INC
filed 2001-08-22
CIK 1110049

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 2001.

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

                                YES ( X ) NO ( )

Indicate the number of shares  outstanding  of each of the  issuer's  classes of stock as of August 14, 2001.

                            20,734,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                               LIFELONG.COM, INC.

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                            Page
Item 1. Financial Statements (unaudited)

Balance Sheets as of June 30, 2001 and December 31, 2000                   3

Statements of Operations for the three and six months ended                4
June 30, 2001 and 2000, and the period November 24, 1999
(date of incorporation) to June 30, 2001

Statements of Cash Flows for the three and six months ended                5
June 30, 2001 and 2000, and the period November 24, 1999
(date of incorporation) to June 30, 2001

Notes to Financial Statements                                              6

Item 2. Management's Discussion and Analysis of Financial                  8
Condition and Results of Operations (including cautionary statement)

PART II. OTHER INFORMATION
Item 1. Legal Proceedings                                                  10
Item 2. Changes in Securities                                              10
Item 3. Defaults Upon Senior Securities                                    10
Item 4. Submission of Matters to a Vote of Securities Holders              10
Item 5. Other Information                                                  10
Item 6. Exhibits and Reports on Form 8-K                                   10
Signatures                                                                 10

                               LIFELONG.COM, INC.
                        (A Development Stage Enterprise)

                              BALANCE SHEETS AS OF

                                     ASSETS
                                                  June 30,
                                                    2001          December 31,
                                                (Unaudited)           2000
CURRENT ASSETS :
   Cash and cash equivalents                  $         55      $     16,585
   Accounts receivable                                   -                 -
   Employee advances                                15,912                 -
   Affiliate receivable                             23,055             7,529
      Total current assets                          39,022            24,114

COMPUTER EQUIPMENT (net of accumulated
depreciation of $8,159 and $4,500)                  26,362            30,021

OTHER                                                6,414             7,605

TOTAL                                         $     71,798      $     61,740
                                              =============     =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                           $    228,974      $    215,377
   Accrued payroll and benefits                    244,858           101,607
   Stockholder advances                             65,000            65,000
   Due to affiliate                                      -                 -
   Accrued and other liabilities                    69,878            15,279
      Total current liabilities                    608,710           397,263

CONVERTIBLE DEBT                                   401,220           401,220
    Total liabilities                            1,009,930           798,483

STOCKHOLDERS' DEFICIT:
   Preferred stock - $0.001 par value;
    50,000,000 shares authorized; 0 shares
    issued and outstanding                               -                 -
   Common stock - $0.001 par value;
    50,000,000 common shares authorized;
    20,734,000 shares issued and outstanding        20,734            20,734
   Additional paid-in capital                   14,291,936        14,291,936
   Deficit accumulated during the
    development stage                          (15,250,802)      (15,049,413)
          Total Stockholders' Deficit             (938,132)         (736,743)

TOTAL                                         $     71,798      $     61,740
                                              =============     =============

   SEE NOTES TO FINANCIAL STATEMENTS.

                               LIFELONG.COM, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                                                                             For the Period
                                                                                                                              November 24,
                                                      Six Months      Six Months         Three Months      Three Months      1999 (date of
                                                        Ended            Ended           Ended June        Ended June        incorporation)
                                                    June 30, 2001    June 30, 2000        30, 2001          30, 2000        to June 30, 2001

REVENUES - Programming &
Instructional design                                 $ 81,435       $         -           $ 78,151         $       -           $   81,435

OPERATING EXPENSES:
Stock-based expenses:
   Employee compensation and benefits                        -         7,096,882                  -                 -            7,105,585
   Professional and consulting fees                          -         2,332,200                  -                 -            4,839,315
   Product development                                       -            16,534                  -            16,534               37,950
   Selling and marketing                                     -                 -                  -                 -               13,800
Loss from impairment of goodwill                             -         1,378,000                  -                 -            1,912,670
Other employee compensation and benefits               188,627           224,217             50,176           145,932              831,974
Other product development                               11,129           109,933              4,036            99,933              254,466
Other professional and consulting fees                  25,503            22,534             23,520            15,034               93,842
Other selling and marketing                                  -            42,000                  -            42,000               47,433
Travel and entertainment                                     -            16,406                  -            16,406               26,038
Other                                                   57,565             9,327             33,705            10,558              169,164

     Total operating expenses                          282,824        11,248,033            111,437           346,397           15,332,237

NET LOSS                                             $ 201,389      $ 11,248,033          $  33,286        $  346,397         $ 15,250,802
                                                     ==========     =============         ==========       ===========        =============

NET LOSS PER SHARE:
Basic and Diluted                                    $   (0.01)     $      (0.57)         $   (0.00)       $    (0.02)
                                                     ==========     =============         ==========       ===========
Weighted Average Number of Common
    Shares Outstanding                              20,734,000        19,663,700         20,734,000        19,692,600
                                                    ==========        ==========         ==========        ==========

SEE NOTES TO FINANCIAL STATEMENTS.

                               LIFELONG.COM, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                      For the Period
                                                For the          For the            For the           For the           November 24,
                                               Six Months      Six Months         Three Months      Three Months      1999 (date of
                                                 Ended            Ended           Ended June        Ended June        incorporation)
                                             June 30, 2001    June 30, 2000        30, 2001          30, 2000        to June 30, 2001

Cash Flows From Operating Activities:
   Net loss                                   $  (201,389)     $(11,248,033)      $(33,286)         $  (346,397)       $(15,250,802)
   Adjustment to reconcile net loss to
    net cash used by operating activities:
     Depreciation                                   3,659                 -          1,840                    -               8,159
     Loss form impairment of goodwill
     (net of liabilities assumed)                       -         1,376,405              -                    -           1,890,670
     Stock based compensation                           -         9,445,616              -               16,534          11,996,650
     Decrease (increase) in other assets            1,191            (6,326)         1,191               (6,236)             (6,414)
     (Increase) decrease in accounts receivable   (30,036)           (6,549)       (19,801)             208,074             (38,967)
     Increase in accounts payable and
      other liabilities                           206,664            70,896         50,071               65,396             540,329

Net Cash Provided  (Used) by Operating
 Activities                                       (19,911)         (367,991)            15              (62,719)           (860,375)

Cash Flows From Investing Activities -
 Purchases of computer equipment                        -           (26,395)             -              (11,892)            (34,521)

Cash Flows From Financing Activities:
 Proceeds from issuance of convertible
  debentures                                            -           396,387              -               76,612             401,220
 Proceeds from issuance of common stock                 -                 -              -                    -             425,350
 Advances from stockholders                         3,381                 -              -                    -              68,381

Cash Provided by Financing Activities               3,381           396,387              -               76,612             894,951

Net (decrease) increase In Cash and
Cash Equivalents                                  (16,530)            2,001             15                2,001                  55

Cash and Cash Equivalents at Beginning
of Period                                          16,585                 -             40                    -                   -

Cash and Cash Equivalents at End of Period    $        55      $      2,001       $     55          $     2,001        $         55
                                              ============     =============      =========         ============       =============

Supplemental disclosure of cash flow
information:

Cash Paid For:
   Interest                                   $         -      $          -       $      -          $         -        $          -
                                              ============     =============      =========         ============       =============
   Income Taxes                               $         -      $          -       $      -          $         -        $          -
                                              ============     =============      =========         ============       =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES -
During the period November 24, 1999 (date of incorporation) to June 30, 2001, the
Company issued 2,734,000 shares of its common stock in connection with two business combinations.

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

BASIS OF PRESENTATION

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments)
considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2000 contained in our Form 10-KSB.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2001, we had a stockholders' deficit of approximately $938,132 and a net working capital deficiency of approximately $970,908. In addition, we anticipate that we will incur net operating losses for the foreseeable future, and require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations and implement our business plan. Our plans include continued sales of our common stock and the issuance of debt, however there is no assurance that we will be successful in their efforts to raise the amount of capital necessary to proceed with our business plan. These factors, among others, may indicate that the we will be unable to continue as a going concern for a reasonable period of time.

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

NOTE D - OTHER RELATED PARTY TRANSACTIONS

We periodically borrow funds from various stockholders and other related parties. At June 30, 2001, such advances outstanding were $68,381. The advances are unsecured, non-interest bearing and due on demand.

We utilize a Canadian bank account owned by Lifelong Software Canada, Inc. (an entity owned by two of the our founding stockholders) for the collection and disbursement of Canadian funds. As of June 30, 2001, the balance due to this account was approximately $23,000, which amount has been recorded as a due from affiliate.

Item 2.

 Management's Discussion and Analysis of Financial Condition or Plan of Operation.

Overview

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30, 2001 and the financial statements for the period ended June 30, 2001 included with this Form 10-QSB.

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

Results of Operations>

Although we have been in existence for 14 months, management's efforts to develop our business have only recently resulted in generation of revenues.
During the three months ended June 30, 2001, we generated revenues of $78,151 with expenses of $123,149 for a net loss of $33,286. Cumulatively we have incurred a net loss of $15,217,513 of which $13,891,820 were from non-cash charges. These expenses are primarily related to our initial development and implementation of our business plan.

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

During the period from inception to June 30, 2001, we raised gross proceeds of
$425,350 from the sale of equity securities and $401,220 from the issuance of convertible debentures to investors and friends and family of our management. We used all of those proceeds to finance the cost of our operations to date as well as the development of certain technologies. In addition, we have borrowed
$65,000 from shareholders that are non-interest bearing and payable on demand.
No additional monies were raised between January 1 and June 30, 2001.

Operating activities from January1 to June 30, 2001 created a net use of cash of
$19,911.

We intend to raise an additional three million dollars over the next year to continue software development, expand our web site, hire additional personnel, sales and marketing, licensing content, purchase equipment and general working capital.

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

   SIGNATURE                  TITLE                                 DATE

   /s/ Francis A. Gariepy     Director, Chief Accounting Officer    August 20, 2001